Form 10-K
period 1997-12-31
AMRESCO COMMERCIAL MORTGAGE FUNDING I CORP
filed 1998-03-17
CIK 1030429

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of the Securities
                      Exchange Act of 1934
 For the fiscal year ended December 31, 1997 ($250 fee required)

                Commission File Number 333-19591

        AMRESCO Commercial Mortgage Funding I Corporation
-----------------------------------------------------------------
     (Exact Name of registrant as specified in its charter)

Delaware                                        75-2683929
------------------------                     --------------------
(State or Other Juris-                       (I.R.S. Employer
diction of Incorporation)                    Identification Number)

        700 N. Pearl St. Suite 2400 Dallas, Texas  75201
-----------------------------------------------------------------
             (Address of Principal Executive Office)

Registrant's telephone number, including area code:    (214) 953-7700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X        No  ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1997.
Not applicable.

Number of shares of common stock outstanding as of December 31, 1997. Not applicable.

                        TABLE OF CONTENTS


Part I

Item 1.   Business                                             3
Item 2.   Properties                                           3
Item 3.   Legal Proceedings                                    3
Item 4.   Submission of Matters to a Vote of Security Holders  3

Part II

Item 5.   Market for Registrant's Common Equity and Related
               Shareholder Matters                             4
Item 6.   Selected Financial Data                              4
Item 7.   Management's Discussion and Analysis of Financial
          Condition And Results of Operations                  4
Item 8.   Financial Statements and Supplementary Data          4
Item 9.   Changes in and Disagreements with Accountants on
          Accounting And Financial Disclosure                  4

Part III

Item 10.  Directors and Executive Officers of the Registrant   4
Item 11.  Executive Compensation                               4
Item 12.  Security Ownership of Certain Beneficial Owners and
               Management                                      4
Item 13.  Certain Relationships and Related Transactions       4

Part IV

Item 14.  Exhibits, Financial Statements Schedules and
          Reports on Form 8-K                                  5

          Signatures                                           6

          Exhibit Index                                        7

                             PART I


ITEM 1.   BUSINESS

          This Annual Report on Form 10K relates to the Trust Fund formed, and the Commercial Mortgage Pass-Through Certificates Series 1997-C1 issued pursuant to a Pooling and Servicing Agreement, dated as of June 1, 1997 (the "Pooling and Servicing Agreement"), by and among AMRESCO Commercial Mortgage Funding I Corporation (the "Company"), as depositor, AMRESCO Services, a division of AMRESCO Management, Inc. as servicer, LaSalle National Bank as trustee, and ABN AMRO Bank, N.V., as fiscal agent. The Certificates have been registered pursuant to the Act under a Registration Statement on Form S-3 (No. 333-19591) (the "Registration Statement").

          Capitalized terms used herein and not defined have the same meanings ascribed to such terms in the Pooling and Servicing
Agreement.

          This Annual Report is being filed by the Servicer, in its capacity as such under the Pooling and Servicing Agreement, on behalf of Registrant. The information reported and contained herein has been supplied to the Servicer by one or more of the Borrowers or other third parties without independent review or investigation by the Servicer. Pursuant to the Pooling and Servicing Agreement, the Servicer is not responsible for the accuracy or completeness of such information.


ITEM 2.   PROPERTIES

          Not applicable.


ITEM 3.   LEGAL PROCEEDINGS

          Except for claims arising in the ordinary course of business and which are covered by liability insurance, there are no material pending legal proceedings involving the Trust Fund, the Mortgages comprising the Trust Fund or the Trustee or the Servicer with respect to or affecting their respective duties under the Pooling and Servicing Agreement.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of
Certificateholders during the fiscal year covered by this report.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          There was one registered holder of the Certificate representing an equity interest in the Trust as of December 31, 1997. To the Registrant's knowledge, as of that date, there was no principal market in which the Certificates representing an equity interest in the Trust were traded.


ITEM 6.   SELECTED FINANCIAL DATA

          Not applicable.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          Not applicable.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Not applicable.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                            PART III

          The information required by Items 10, 11, 12 and 13 is not applicable as the Trust Fund does not have directors or officers and Certificateholders have no right to vote (except with respect to required consents to certain amendments to the Pooling and Servicing Agreement and upon certain events of default) or control the Trust Fund.


                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a)  1.   Servicer's Annual Statement of compliance for the
          period ended 12/31/97.

     2.   Servicer's Independent Accountant's Report on
          Servicer's servicing activities.

(b) Current Reports on Form 8-K for the Trust were filed on 9/2/97, 9/25/97, 10/31/97, and 12/2/97.

(c) No consent of auditors with respect to the audit reports filed herewith are required.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the Registrant by the undersigned thereunto duly authorized.

                         AMRESCO MORTGAGE CAPITAL, INC.
                         AS GENERAL PARTNER OF AMRESCO
                         SERVICES, L.P., IN ITS CAPACITY AS
                         SERVICER UNDER THE POOLING AND
                         SERVICING AGREEMENT
                         ON BEHALF OF AMRESCO COMMERCIAL
                         MORTGAGE FUNDING I CORPORATION,
                         REGISTRANT


                         By:  /s/___________________________
                         Name:     William J. Sweeney, Jr.
                         Title:    Vice President


                         By:  /s/___________________________
                         Name:     John W. Benson
                         Title:    Assistant Secretary and Senior
                                   Legal Counsel


Date:        March 16, 1998

                          EXHIBIT INDEX



Exhibit No.    Description

99.1      Servicer's Annual Statement of Compliance.

99.2      Servicer's Independent Accountant's Report on
          Servicer's servicing activities.