Form 10-K
period 1998-12-31
AMRESCO COMMERCIAL MORTGAGE FUNDING I CORP
filed 1999-04-01
CIK 1030429

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
                     Exchange Act of 1934
For the fiscal year ended December 31, 1998 ($250 fee required)

               Commission File Number 333-19591

       AMRESCO Commercial Mortgage Funding I Corporation
       -------------------------------------------------
    (Exact Name of registrant as specified in its charter)

Delaware                                   75-2683929
(State or Other Juris-                  (I.R.S. Employer
diction of Incorporation)               Identification Number)

       700 N. Pearl St. Suite 2400 Dallas, Texas  75201
---------------------------------------------------------------
            (Address of Principal Executive Office)

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

                            PART I


ITEM 1.   BUSINESS

          This Annual Report on Form 10K relates to the Trust Fund formed, and the Commercial Mortgage Pass-Through Certificates Series 1997-C1 issued pursuant to a Pooling and Servicing Agreement, dated as of June 1, 1997 (the "Pooling and Servicing Agreement"), by and among AMRESCO Commercial Mortgage Funding I Corporation (the "Company"), as depositor, AMRESCO Services, L.P. a division of AMRESCO Management, Inc. as servicer, LaSalle National Bank as trustee, and ABN AMRO Bank, N.V., as fiscal agent. The Certificates have been registered pursuant to the Act under a Registration Statement on Form S-3 (No. 333-19591) (the "Registration Statement").

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

                            PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          There was one registered holder of the Certificate representing an equity interest in the Trust as of December 31, 1998. To the Registrant's knowledge, as of that date, there was no principal market in which the Certificates representing an equity interest in the Trust were traded.


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


                            PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a)  1.   Servicer's Annual Statement of compliance for the
          period ended 12/31/98.

     2.   Servicer's Independent Accountant's Report on
          Servicer's servicing activities.

(b) Current Reports on Form 8-K for the Trust were filed on January 26, 1998; February 17, 1998;
     March 25, 1998; April 17, 1998; May 27, 1998; June 17,
     1998; July 17, 1998; August 26, 1998;
     September 1, 1998; October 20, 1998; November 17, 1998;
     and December 18, 1998.

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


                         By:
                        /s/     Sean Reilly
                         Name:  Sean Reilly
                         Title: Vice President




                         By:
                             /s/ John W. Benson
                         Name:   John W. Benson
                         Title:  Assistant Secretary and
                                 Deputy General Counsel


     Date:  March 17, 1999

                         EXHIBIT INDEX



Exhibit No.    Description

99.1      Servicer's Annual Statement of Compliance.

99.2      Servicer's Independent Accountant's Report on
          Servicer's servicing activities.